Form 10-Q
period 2002-03-31
ISP MINERALS  LLC; ISP INVESTMENTS LLC; ISP CHEMICALS LLC; ISP TECHNOLOGIES LLC; ISP FREETOWN FINE CHEMICALS INC; ISP CHEMCO INC; VERONA INC; ISP ENVIRONMENTAL SERVICES INC; ISP PUERTO RICO INC; ISP GLOBAL TECHNOLOGIES  LLC
filed 2002-05-15
CIK 1159983, 1159981, 1159980, 1159977, 1159970, 1067851, 885716, 883522, 883521, 1159982

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2002

                                       OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 333-17827-01

                                 ISP CHEMCO INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                         51-0382622
(State of Incorporation)                              (I.R.S. Employer
                                                       Identification No.)

 300 Delaware Avenue, Suite 303, Wilmington, Delaware            19801
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          (302) 427-5818

                      -------------------------------------
                       See Table of Additional Registrants

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of May 14, 2002, 100 shares of ISP Chemco Inc. common stock (par value $.01 per share) were outstanding. There is no trading market for the common stock of the registrant. As of May 14, 2002, each of the additional registrants had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrants. No shares of the registrant or the additional registrants were held by non-affiliates.

     THE REGISTRANT AND THE ADDITIONAL REGISTRANTS MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                                ADDITIONAL REGISTRANTS
                                                                                                  Address, including zip
                                                                            Commission File       code and telephone
Exact name of registrant as     State or other               No. of         No./ I.R.S.           number, including area
specified in its charter        jurisdiction of              Shares         Employer              code, of registrant's
                                incorporation or             Outstanding    Identification No.    principal executive
                                organization                                                      offices
---------------------------     ---------------------------  -----------    -------------------   -------------------------
ISP Chemicals Inc.              Delaware                     10             333-70144-08/         Route 95 Industrial Area,
                                                                            22-3807357            P.O. Box 37
                                                                                                  Calvert City, KY 42029
                                                                                                  (270) 395-4165
ISP Minerals Inc.               Delaware                     10             333-70144-07/         34 Charles Street
                                                                            22-3807370            Hagerstown, MD 21740
                                                                                                  (301) 733-4000
ISP Technologies Inc.           Delaware                     10             333-70144-09/         4501 Attwater Avenue
                                                                            22-3807372            and State Highway 146
                                                                                                  Texas City, TX 77590
                                                                                                  (409) 945-3411
ISP  Management                 Delaware                     10             333-70144-13/         1361 Alps Road
  Company, Inc.                                                             22-3807364            Wayne, NJ  07470
                                                                                                  (973) 628-4000
Bluehall Incorporated           Delaware                      1             033-44862-15/         c/o ISP Management
                                                                            13-3335905            Company, Inc.
                                                                                                  1361 Alps Road
                                                                                                  Wayne, NJ 07470
                                                                                                  (973) 628-4000
Verona Inc.                     Delaware                     100            033-44862-16/         1361 Alps Road
                                                                            22-3036319            Wayne, NJ  07470
                                                                                                  (973) 628-4000
ISP Real Estate Company,        Delaware                     2              033-44862-12/         1361 Alps Road
    Inc.                                                                    22-2886551            Wayne, NJ  07470
                                                                                                  (973) 628-4000
ISP Freetown Fine               Delaware                     10             033-70144-12/         238 South Main Street
  Chemicals Inc.                                                            52-2069636            Assonet, MA  02702
                                                                                                  (508) 672-0634
ISP International Corp.         Delaware                     10             033-44862-07/         300 Delaware Avenue
                                                                            51-0333734            Suite 303
                                                                                                  Wilmington, Delaware
                                                                                                  19801
                                                                                                  (302) 427-5715
ISP (Puerto Rico) Inc.          Delaware                     10             033-44862-03/         Mirador de Bairoa
                                                                            22-2934561            Calle 27 ST-14
                                                                                                  HC01 Box 29030
                                                                                                  PMB 15
                                                                                                  Caguas, PR 00725-8900
                                                                                                  (787) 744-3188
ISP Alginates Inc.              Delaware                     10             333-70144-11/         2145 East Belt Street
                                                                            22-3676745            San Diego, CA 92113
                                                                                                  (619) 557-3100

ISP Environmental               Delaware                     10             033-44862-04/         1361 Alps Road
  Services Inc.                                                             51-0333801            Wayne, NJ  07470
                                                                                                  (973) 628-4000
ISP Global                      Delaware                     10             333-70144-10/         300 Delaware Avenue
  Technologies Inc.                                                         22-3807358            Suite 303
                                                                                                  Wilmington, Delaware
                                                                                                  19801
                                                                                                  (302) 427-5852
ISP Investments Inc.            Delaware                     10             033-44862-08/         300 Delaware Avenue
                                                                            22-3807361            Suite 303
                                                                                                  Wilmington, Delaware
                                                                                                  19801
                                                                                                  (302) 427-5822
ISP Chemicals LLC               Delaware                     N/A            333-70144-04/         Route 95 Industrial Area
                                                                            22-3807378            P.O. Box 37
                                                                                                  Calvert City, Kentucky
                                                                                                  42029
                                                                                                  (270) 395-4165

                                                ADDITIONAL REGISTRANTS
                                                                                                   Address, including zip
                                                                            Commission File No./   code and telephone
Exact name of registrant as     State or other               No. of         I.R.S. Employer        number, including area
specified in its charter        jurisdiction of              Shares         Identification No.     code, of registrant's
                                incorporation or             Outstanding                           principal executive
                                organization                                                       offices
---------------------------     ---------------------------  -----------    -------------------   -------------------------
ISP Management LLC              Delaware                     N/A            333-70144-05/         1361 Alps Road
                                                                            22-3807385            Wayne, NJ  07470
                                                                                                  (973) 628-4000
ISP Minerals LLC                Delaware                     N/A            333-70144-01/         34 Charles Street
                                                                            22-3807387            Hagerstown, MD 21740
                                                                                                  (301) 733-4000
ISP Technologies                Delaware                     N/A            333-70144-06/          4501 Attwater Avenue and
   LLC                                                                      22-3807390            State Highway 146
                                                                                                  Texas City, TX 77590
                                                                                                  (409) 945-3411
ISP Investments                 Delaware                     N/A            333-70144-03/         300 Delaware Avenue
   LLC                                                                      22-3807381            Suite 303
                                                                                                  Wilmington, DE 19801
                                                                                                  (302) 427-5822
ISP Global                      Delaware                     N/A            333-70144-02/         300 Delaware Avenue
   Technologies LLC                                                         22-3807380            Suite 303
                                                                                                   Wilmington, DE 19801
                                                                                                  (302) 427-5852

                         Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                                 ISP CHEMCO INC.

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                       Quarter Ended
                                                   ---------------------
                                                    April 1,   March 31,
                                                      2001       2002
                                                   ---------  ----------
                                                        (Thousands)
Net sales........................................  $ 203,197  $  219,124
                                                   ---------  ----------
Costs and expenses:
  Cost of products sold..........................    133,263     145,377
  Selling, general and administrative............     39,851      42,470
  Gain on contract termination...................          -      (2,832)
  Amortization of goodwill and intangibles.......      4,010         402
                                                   ---------  ----------
         Total costs and expenses...............     177,124     185,417
                                                   ---------  ----------
Operating income.................................     26,073      33,707
Interest expense.................................    (17,232)    (16,521)
Investment income, net of investment-related
  expenses of $1,031.............................     33,008           -
Other expense, net...............................     (6,178)     (1,871)
                                                   ---------  ----------
Income before income taxes.......................     35,671      15,315
Income taxes.....................................    (12,518)     (5,348)
                                                   ---------  ----------
Income before extraordinary item and cumulative
  effect of accounting change....................     23,153       9,967

Extraordinary item - loss on early retirement of
  debt, net of income tax benefit of $1,460......          -      (2,834)

Cumulative effect of accounting change, net of
  income tax benefit of $216.....................       (440)          -
                                                   ---------  ----------
Net income.......................................  $  22,713  $    7,133
                                                   =========  ==========


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                 ISP CHEMCO INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                March 31,
                                                  December 31,    2002
                                                      2001     (Unaudited)
                                                  ------------ -----------
                                                         (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents...................... $   10,830   $    7,516
  Restricted cash................................    182,130            -
  Accounts receivable, trade, net................     86,611       98,076
  Accounts receivable, other.....................     21,171       20,478
  Income taxes receivable........................      5,743            -
  Receivable from related parties, net...........     11,599       19,133
  Inventories....................................    190,582      170,825
  Other current assets...........................     41,553       41,904
                                                  ----------   ----------
    Total Current Assets.........................    550,219      357,932
Property, plant and equipment, net...............    556,725      551,637
Goodwill, net....................................    497,402      497,402
Long-term receivable from related party..........     28,583       29,012
Intangible assets, net...........................     15,167       14,765
Other assets.....................................     56,627       55,669
                                                  ----------   ----------
Total Assets..................................... $1,704,723   $1,506,417
                                                  ==========   ==========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt................................ $      143   $       83
  Current maturities of long-term debt...........    184,500        2,360
  Accounts payable...............................     43,719       42,649
  Accrued liabilities............................     93,895       77,640
  Income taxes...................................          -        5,185
                                                  ----------   ----------
    Total Current Liabilities....................    322,257      127,917
                                                  ----------   ----------
Long-term debt less current maturities...........    719,557      711,190
                                                  ----------   ----------
Deferred income taxes............................    164,103      155,822
                                                  ----------   ----------
Other liabilities................................     72,682       70,944
                                                  ----------   ----------
Shareholder's Equity:
   Common stock, $.01 par value per share;
    1,000 shares authorized; 100 shares issued
    and outstanding .............................          -            -
  Additional paid-in capital.....................    390,989      397,937
  Retained earnings..............................     67,164       74,297
  Accumulated other comprehensive loss...........    (32,029)     (31,690)
                                                  ----------   ----------
    Total Shareholder's Equity...................    426,124      440,544
                                                  ----------   ----------
Total Liabilities and Shareholder's Equity....... $1,704,723   $1,506,417
                                                  ==========   ==========

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                 ISP CHEMCO INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                              Quarter Ended
                                                           -------------------
                                                           April 1,  March 31,
                                                             2001       2002
                                                           --------  ---------
                                                               (Thousands)

Cash and cash equivalents, beginning of period...........  $ 14,763  $ 10,830
                                                           --------  --------
Cash provided by operating activities:
  Net income.............................................    22,713     7,133
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Extraordinary item.................................         -     2,834
      Cumulative effect of change in accounting principle       440         -
      Depreciation.......................................    12,859    13,653
      Amortization of goodwill and intangibles...........     4,010       402
      Deferred income taxes..............................     4,051       202
      Unrealized gains on trading securities and other
        short-term investments...........................   (23,422)        -
  Increase in working capital items......................   (13,516)   (6,417)
  Purchases of trading securities........................   (90,842)        -
  Proceeds from sales of trading securities..............    90,113         -
  Proceeds from sale of accounts receivable..............     1,475     1,410
  Increase in net receivable from related parties........    (4,572)   (7,963)
  Change in cumulative translation adjustment............    (4,557)       23
  Other, net.............................................     5,774      (779)
                                                           --------  --------
Net cash provided by operating activities................     4,526    10,498
                                                           --------  --------
Cash provided by (used in) investing activities:
  Capital expenditures...................................    (9,872)   (8,778)
  Purchases of available-for-sale securities.............   (36,387)        -
  Proceeds from sales of available-for-sale securities...    12,288         -
                                                           --------  --------
Net cash used in investing activities....................   (33,971)   (8,778)
                                                           --------  --------
Cash provided by (used in) financing activities:
  Decrease in short-term debt............................    (9,399)      (60)
  Increase (decrease) in borrowings under revolving
     credit facility.....................................    67,100    (7,850)
  Repayments of long-term debt...........................   (28,180) (182,861)
  Increase in loans from parent company..................    33,303         -
  Call premium on redemption of debt.....................         -    (2,734)
  Decrease in restricted cash............................         -   182,130
  Financing fees and expenses............................         -      (493)
  Dividends and distributions to parent company..........   (35,581)        -
  Capital contribution from parent company...............         -     6,891
                                                           --------  --------
Net cash provided by (used in) financing activities......    27,243    (4,977)
                                                           --------  --------
Effect of exchange rate changes on cash..................      (536)      (57)
                                                           --------  --------
Net change in cash and cash equivalents..................    (2,738)   (3,314)
                                                           --------  --------
Cash and cash equivalents, end of period.................  $ 12,025  $  7,516
                                                           ========  ========

                                 ISP CHEMCO INC.

                                                          Quarter Ended
                                                       -------------------
                                                       April 1,  March 31,
                                                         2001      2002
                                                       --------- ---------
                                                           (Thousands)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).............   $ 16,141  $ 26,325
    Income taxes (including taxes paid pursuant to
       the Tax Sharing Agreement)....................      5,412     1,961







       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                 ISP CHEMCO INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements for ISP Chemco Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at March 31, 2002, and the results of operations and cash flows for the periods ended April 1, 2001 and March 31, 2002. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K").


Note 1.  Retirement of Debt

     On January 14, 2002, the Company's indirect parent company, International Specialty Products Inc. ("ISP"), redeemed the remaining $307.9 million aggregate principal amount of its 9% Senior Notes due 2003 (the "2003 Notes"), of which $182.1 million was reflected on the Company's Consolidated Balance Sheet at December 31, 2001. The 2003 Notes were redeemed at a redemption price of 101.5% of the principal amount plus accrued and unpaid interest to the redemption date. As a result, the Company recorded an extraordinary loss on the early retirement of debt of $2.8 million ($4.3 million before income tax benefit of $1.5 million). The extraordinary charge was comprised of $2.7 million of call premium, $0.2 million of remaining discount amortization and the write-off of $1.4 million of unamortized deferred financing fees. The redemption was funded utilizing a restricted cash escrow account which had been established in 2001 in connection with the issuances of long-term debt.


Note 2.  New Accounting Standard

         On June 30, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform a fair-value-based goodwill impairment test. The initial test for impairment, as of January 1, 2002, must be completed by the end of the second quarter of 2002. The Company is currently in the process of this valuation. The Company has retained an outside appraisal firm to assist in the implementation of SFAS No. 142. At this time, the Company has not finalized the allocation of goodwill to its reporting units. Goodwill impairment, if any, has not been determined. This assessment could result in a material future impairment charge. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their useful lives. SFAS No. 142 was effective as of January 1, 2002. Following is a reconciliation showing "Income before extraordinary item and cumulative effect of accounting change," and "Net income," as reported for the quarters ended April 1, 2001 and March 31, 2002, and as adjusted to exclude amortization of goodwill.

                                 ISP CHEMCO INC.

Note 2.  New Accounting Standard - (Continued)

                                                       Quarter Ended
                                                   ---------------------
                                                    April 1,   March 31,
                                                      2001       2002
                                                   ---------  ----------
                                                        (Thousands)

Income before extraordinary item and cumulative
  effect of accounting change, as reported.......   $ 23,153    $  9,967
Add back: goodwill amortization..................      4,010           -
                                                    --------    --------
Adjusted income before extraordinary item and
  cumulative effect of accounting change.........   $ 27,163    $  9,967
                                                    ========    ========

Net income, as reported..........................   $ 22,713    $  7,133
Add back: goodwill amortization..................      4,010           -
                                                    --------    --------
Adjusted income before extraordinary item and
  cumulative effect of accounting change.........   $ 26,723    $  7,133
                                                    ========    ========


Note 3.  Gain on Contract Termination

              In December 2001, ISP entered into a letter agreement to sell its pharmaceutical fine chemicals business, including its Haifa, Israel-based FineTech Ltd. business and its Columbus, Ohio manufacturing facility to Pharmaceutical Resources, Inc. ("PRI"). In February 2002, the Company received a $250,000 payment from PRI in consideration of extending the negotiations pursuant to the letter agreement. On March 14, 2002, the Company announced that the sale would not be consummated due to the failure of PRI to proceed with the transaction in a timely manner. Under the terms of the letter agreement, the Company received a $3.0 million break-up fee. Accordingly, the Company recognized a first quarter 2002 pre-tax gain of $2.8 million, representing the total cash received in February and March of $3.25 million less related expenses of $0.4 million. Also see Note 10.

                                 ISP CHEMCO INC.

Note 4.  Comprehensive Income
                                                       Quarter Ended
                                                    --------------------
                                                    April 1,   March 31,
                                                      2001       2002
                                                    ---------  ---------
                                                         (Thousands)

Net income........................................   $ 22,713   $  7,133
                                                     --------   --------
Other comprehensive income (loss), net of tax:
  Change in unrealized losses on
    available-for-sale securities:
  Unrealized holding losses arising during the
    period, net of income tax benefit of $22,865..    (42,303)         -
  Less:  reclassification adjustment
   for gains included in net income,
   net of income taxes of $283....................        524          -
                                                    ---------  ---------
  Total change for the period.....................    (42,827)         -
                                                    ---------  ---------
  Change in unrealized losses on derivative
    hedging instruments - cash flow hedges:
  Net derivative losses, net of income tax
    benefit of $495 and $1........................       (914)        (2)
  Less: reclassification adjustment for losses
    included in net income, net of income tax
    benefit of $28 and $218.......................        (51)      (375)
                                                    ---------  ---------
  Total change for the period.....................       (863)       373
  Foreign currency translation adjustment.........     (5,093)       (34)
                                                    ---------  ---------
Total other comprehensive income (loss)...........    (48,783)       339
                                                    ---------  ---------
Comprehensive income (loss).......................  $ (26,070) $   7,472
                                                    =========  =========

     Changes in the components of "Accumulated other comprehensive loss" for the quarter ended March 31, 2002 are as follows:

                                    Unrealized   Cumulative
                                    Losses on    Foreign      Accumulated
                                    Derivative   Currency     Other
                                    Hedging      Translation  Comprehensive
                                    Instruments  Adjustment   Income (Loss)
                                    ----------   ----------   -----------
                                                 (Thousands)
Balance, December 31, 2001.......   $     (964)  $ (31,065)   $ (32,029)
Change for the period............          373         (34)         339
                                    ----------   ---------    ---------
Balance, March 31, 2002..........   $     (591)  $ (31,099)   $ (31,690)
                                    ==========   =========    =========

                                 ISP CHEMCO INC.

Note 5.  Business Segment Information
                                                            Quarter Ended
                                                        ---------------------
                                                         April 1,   March 31,
                                                           2001       2002
                                                        ---------   ---------
                                                             (Thousands)
Net sales:
  Personal Care......................................   $  56,261   $  53,296
  Pharmaceutical, Food and Beverage..................      55,507      60,419
  Performance Chemicals, Fine Chemicals and
    Industrial.......................................      72,997      81,381
                                                        ---------   ---------
    Total Specialty Chemicals........................     184,765     195,096
  Mineral Products (1)...............................      18,432      24,028
                                                        ---------   ---------
Net sales............................................   $ 203,197   $ 219,124
                                                        =========   =========
Operating income(2):
  Personal Care .....................................   $  12,190   $   7,519
  Pharmaceutical, Food and Beverage..................      12,903      13,528
  Performance Chemicals, Fine Chemicals and
    Industrial (3)...................................        (147)      7,055
                                                        ---------   ---------
    Total Specialty Chemicals........................      24,946      28,102
  Mineral Products...................................         574       5,669
                                                        ---------   ---------
  Total segment operating income.....................      25,520      33,771
  Unallocated corporate office.......................         553         (64)
                                                        ---------   ---------
Total operating income...............................      26,073      33,707
Interest expense and other, net......................       9,598     (18,392)
                                                        ---------   ---------
Income before income taxes...........................   $  35,671   $  15,315
                                                        =========   =========

(1) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $15.2 and $19.1 million for the first quarter of 2001 and 2002, respectively.

(2) Net sales and operating income for the first quarter of 2001 for the three Specialty Chemicals business segments have been restated to conform to the 2002 presentation. In 2002, the Company realigned its Alginates business based on the markets for its products. Sales and operating income for the Alginates business are now included in the Personal Care, Pharmaceutical, Food and Performance Chemicals businesses. Prior to 2001, the sales and operating income of the Alginates business represented the Food business of the Pharmaceutical, Food and Beverage business segment.

(3) Operating income for the first quarter of 2002 for the Performance Chemicals, Fine Chemicals and Industrial segment includes a gain of $2.8 million on the termination of a contract related to the sale of the Fine Tech business (see Note 3).


Note 6.  Hedging and Derivatives

     In June 2001, the Company entered into $450.0 million of Senior Credit Facilities, which include a $225.0 million term loan. The Company has designated interest rate swaps, with a notional amount of $100 million, as a hedge of its exposure to changes in the eurodollar rate under the term loan. The interest rate swaps are structured to receive interest based on the eurodollar rate and pay interest on a fixed rate basis. A cash flow hedging

                                 ISP CHEMCO INC.

Note 6. Hedging and Derivatives - (Continued)

relationship has been established whereby the interest rate swaps hedge the risk of changes in the eurodollar rate related to borrowings against the term loan. The interest rate swaps hedge exposure to changes in the eurodollar rate through July 2002.

     At March 31, 2002, the fair value of the interest rate swaps was $(2.2) million and is included within "Accrued liabilities" on the Company's Consolidated Balance Sheet. During the first quarter of 2002, $0.9 million related to the interest rate swaps was reclassified and charged against interest expense. In addition, interest expense was reduced by $0.3 million due to recovery in hedge ineffectiveness. As of March 31, 2002, included in Accumulated Other Comprehensive Loss is a $0.9 million pre-tax loss related to these interest rate swaps.


Note 7.  Inventories

     Inventories comprise the following:

                                       December 31,   March 31,
                                           2001         2002
                                       ------------   --------
                                              (Thousands)
     Finished goods................     $120,797      $102,824
     Work-in-process...............       36,960        33,557
     Raw materials and supplies....       32,825        34,444
                                        --------      --------
     Inventories...................     $190,582      $170,825
                                        ========      ========

         At December 31, 2001 and March 31, 2002, $60.1 and $56.9 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $3.7 and $2.2 million higher at December 31, 2001 and March 31, 2002, respectively.

                                 ISP CHEMCO INC.

Note 8. Guarantor Financial Information

     In June 2001, the Company and three of its wholly owned subsidiaries issued $205.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes") in a private placement. On each of July 31, 2001 and November 13, 2001, the Company and its three subsidiaries issued an additional $100.0 million of the 2011 Notes. The 2011 Notes are guaranteed by all of the Company's other domestic subsidiaries, other than certain immaterial subsidiaries and the Company's accounts receivable financing subsidiary. These guarantees are full, unconditional and joint and several.

     ISP Global Technologies Inc., which is a guarantor of these senior notes, is party to a License and Royalty Agreement with non-guarantor foreign affiliates. Under this agreement, the non-guarantor affiliates have been given license for the use of the Patent Rights, Know-how and Trademarks in connection with the manufacture, use and sale of the Company's products.

     Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiaries. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto. Separate financial information for the guarantor subsidiaries and non-guarantor subsidiaries is not included herein because management has determined that such information is not material to investors.

                                 ISP CHEMCO INC.

Note 8. Guarantor Financial Information - (Continued)

                                                    ISP CHEMCO INC.
                                      CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                              QUARTER ENDED APRIL 1, 2001
                                                      (Thousands)
                                                                          Non-
                                              Parent      Guarantor    Guarantor
                                             Company    Subsidiaries  Subsidiaries  Eliminations Consolidated
                                             -------    ------------  ------------  ------------ ------------
Net sales ..............................     $       -    $ 103,123    $  100,074    $       -      $ 203,197
Intercompany net sales..................             -       42,939         6,739       (49,678)            -
                                             ---------    ---------    ----------    ----------    ----------
     Total net sales....................             -      146,062       106,813       (49,678)      203,197
                                             ---------    ---------    ----------    ----------    ----------
Costs and Expenses:
  Cost of products sold ................             -      108,423        74,518       (49,678)      133,263
  Selling, general and administrative...           (44)      27,000        12,895                      39,851
  Goodwill amortization.................           908        3,102             -                       4,010
                                             ---------    ---------    ----------    ----------    ----------
    Total costs and expenses............           864      138,525        87,413       (49,678)      177,124
                                             ---------    ---------    ----------    ----------    ----------
Operating income .......................          (864)       7,537        19,400             -        26,073
Equity in income of subsidiaries .......        33,629            -             -       (33,629)            -
Intercompany royalty income(expense),net             -        7,295        (7,295)                          -
Intercompany dividend income............             -        4,173             -        (4,173)            -
Interest expense........................        (8,985)      (3,997)       (4,250)                    (17,232)
Investment income, net..................             -            -        33,008                      33,008
Other expense, net......................           (49)      (3,463)       (2,666)                     (6,178)
                                             ---------    ---------    ----------    ----------    ----------
Income before income taxes..............        23,731       11,545        38,197       (37,802)       35,671
Income tax (provision) benefit..........         3,155       (4,069)      (11,604)                    (12,518)
                                             ---------    ---------    ----------    ----------    ----------
Income before cumulative effect of
  accounting change.....................        26,886        7,476        26,593       (37,802)       23,153
Cumulative effect of accounting change,
  net of income tax benefit of $216.....             -         (473)           33             -          (440)
                                             ---------    ---------    ----------    ----------    ----------
Net income..............................     $  26,886    $   7,003    $   26,626    $  (37,802)   $   22,713
                                             =========    =========    ==========    ==========    ===========

                                 ISP CHEMCO INC.
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          QUARTER ENDED MARCH 31, 2002
                                   (Thousands)
                                                                          Non-
                                               Parent      Guarantor    Guarantor
                                              Company    Subsidiaries  Subsidiaries Eliminations Consolidated
                                              -------    ------------  ------------ ------------ ------------
Net sales ................................    $       -    $ 115,820    $  103,304    $       -     $  219,124
Intercompany net sales....................            -       52,163         9,350      (61,513)             -
                                              ---------    ---------    ----------    ---------     ----------
     Total net sales......................            -      167,983       112,654      (61,513)       219,124
                                              ---------    ---------    ----------    ---------     ----------
Costs and Expenses:
  Cost of products sold ..................            -      122,129        84,761      (61,513)       145,377
  Selling, general and administrative.....            -       27,567        14,903                      42,470
  Gain on contract termination............            -       (2,832)            -                      (2,832)
  Amortization of intangibles.............            -          377            25                         402
                                              ---------    ---------    ----------    ---------     ----------
    Total costs and expenses..............            -      147,241        99,689      (61,513)       185,417
                                              ---------    ---------    ----------    ---------     ----------
Operating income .........................            -       20,742        12,965            -         33,707
Equity in income of subsidiaries .........        9,641            -             -       (9,641)             -
Intercompany royalty income(expense),net..            -        7,141        (7,141)                          -
Intercompany dividend income..............            -            -             -                           -
Interest expense..........................          503      (18,092)        1,068                     (16,521)
Other expense, net........................           (2)        (451)       (1,418)                     (1,871)
                                              ---------    ---------    ----------    ---------     ----------
Income before income taxes................       10,142        9,340         5,474       (9,641)        15,315
Income tax (provision) benefit............         (175)      (3,215)       (1,958)                     (5,348)
                                              ---------    ---------    ----------    ---------     ----------
Income before extraordinary item..........        9,967        6,125         3,516       (9,641)         9,967
Extraordinary item - loss on early
  retirement of debt, net of income tax
  benefit of $1,460.......................       (2,834)           -             -                      (2,834)
                                              ---------    ---------    ----------     --------     ----------
Net income................................    $   7,133    $   6,125    $    3,516     $ (9,641)    $    7,133
                                              =========    =========    ==========     ========     ==========

                                 ISP CHEMCO INC.

Note 8. Guarantor Financial Information - (Continued)

                                                    ISP CHEMCO INC.
                                         CONDENSED CONSOLIDATING BALANCE SHEET
                                                   DECEMBER 31, 2001
                                                      (Thousands)


                                                                                   Non-
                                                       Parent      Guarantor    Guarantor
                                                      Company    Subsidiaries  Subsidiaries  Eliminations Consolidated
                                                      -------    ------------  ------------  ------------ ------------
ASSETS
Current Assets:
  Cash and cash equivalents.......................   $       5    $   3,611     $   7,214    $        -    $    10,830
  Restricted cash.................................      81,130      101,000             -                      182,130
  Accounts receivable, trade, net.................           -       12,325        74,286                       86,611
  Accounts receivable, other......................         308        4,950        15,913                       21,171
  Income taxes receivable.........................      21,133       (3,395)      (11,995)                       5,743
  Receivable from related parties, net............         140       11,999          (540)                      11,599
  Inventories.....................................           -      121,861        68,721                      190,582
  Other current assets............................           -       25,005        16,548                       41,553
                                                    ----------   ----------    ---------   -----------      ----------
    Total current assets..........................     102,716      277,356      170,147              -        550,219
Investment in subsidiaries........................     376,332      137,044            -       (513,376)             -
Intercompany loans................................      16,021       (4,538)     (11,483)                            -
Due from (to) subsidiaries, net...................           -       79,329      (79,329)                            -
Property, plant and equipment.....................           -      494,489       62,236                       556,725
Goodwill..........................................     132,644      361,883        2,875                       497,402
Long-term receivable from parent company..........           -            -       28,583                        28,583
Intangible assets.................................           -       14,725          442                        15,167
Other assets......................................       1,487       42,581       12,559                        56,627
                                                    ----------   ----------    ---------   -----------      ----------
Total Assets......................................  $  629,200   $1,402,869    $ 186,030   $  (513,376)     $1,704,723
                                                    ==========   ==========    =========   ===========      ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt.................................  $        -   $        -    $     143   $        -       $      143
  Current maturities of long-term debt............     182,093        2,372           35                       184,500
  Accounts payable................................           -       25,612       18,107                        43,719
  Accrued liabilities.............................       3,452       69,993       20,450                        93,895
                                                    ----------   ----------    ---------   -----------      ----------
    Total Current Liabilities.....................     185,545       97,977       38,735             -         322,257
Long-term debt less current maturities............           -      719,549            8                       719,557
Deferred income taxes.............................           -      154,454        9,649                       164,103
Other liabilities.................................      17,531       54,557          594                        72,682
Total Shareholder's Equity .......................     426,124      376,332      137,044      (513,376)        426,124
Total Liabilities and Shareholder's                 ----------   ----------    ---------   -----------      ----------
  Equity..........................................  $  629,200   $1,402,869    $ 186,030   $  (513,376)     $1,704,723
                                                    ==========   ==========    =========   ===========      ==========

                                 ISP CHEMCO INC.

Note 8. Guarantor Financial Information - (Continued)

                                                    ISP CHEMCO INC.
                                         CONDENSED CONSOLIDATING BALANCE SHEET
                                                    MARCH 31, 2002
                                                      (Thousands)

                                                                                   Non-
                                                       Parent      Guarantor    Guarantor
                                                      Company    Subsidiaries  Subsidiaries  Eliminations Consolidated
                                                      -------    ------------  ------------  ------------ ------------
ASSETS
Current Assets:
  Cash and cash equivalents.......................   $       5   $      733   $    6,778    $        -     $    7,516
  Accounts receivable, trade, net.................           -       19,075       79,001                       98,076
  Accounts receivable, other......................           -        4,941       15,537                       20,478
  Receivable from related parties, net............         309       19,102         (278)                      19,133
  Inventories.....................................           -      106,697       64,128                      170,825
  Other current assets............................           -       24,053       17,851                       41,904
                                                    ----------   ----------   ----------    ----------     ----------
    Total current assets..........................         314      174,601      183,017             -        357,932
Investment in subsidiaries........................     298,280      145,476            -      (443,756)             -
Intercompany loans................................      16,021       (5,048)     (10,973)                           -
Due from (to) subsidiaries, net...................           -       71,708      (71,708)                           -
Property, plant and equipment.....................           -      489,979       61,658                      551,637
Goodwill..........................................     132,644      361,883        2,875                      497,402
Receivable from related party.....................           -            -       29,012                       29,012
Intangible assets.................................           -       14,348          417                       14,765
Other assets......................................          32       43,076       12,561                       55,669
                                                    ----------   ----------   ----------    ----------     ----------
Total Assets......................................  $  447,291   $1,296,023   $  206,859    $ (443,756)    $1,506,417
                                                    ==========   ==========   ==========    ==========     ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt.................................   $       -   $        -   $       83    $        -     $       83
  Current maturities of long-term debt............           -        2,337           23                        2,360
  Accounts payable................................           -       22,370       20,279                       42,649
  Accrued liabilities.............................          (5)      57,115       20,530                       77,640
  Income taxes....................................     (10,773)       3,062       12,896                        5,185
                                                    ----------   ----------   ----------    ----------     ----------
    Total Current Liabilities.....................     (10,778)      84,884       53,811             -        127,917
Long-term debt less current maturities............           -      711,182            8                      711,190
Deferred income taxes.............................           -      148,868        6,954                      155,822
Other liabilities.................................      17,525       52,809          610                       70,944
Total Shareholder's Equity .......................     440,544      298,280      145,476      (443,756)       440,544
Total Liabilities and Shareholder's                 ----------   ----------   ----------    ----------     ----------
  Equity..........................................  $  447,291   $1,296,023   $  206,859    $ (443,756)    $1,506,417
                                                    ==========   ==========   ==========    ==========     ==========

                                 ISP CHEMCO INC.

Note 8. Guarantor Financial Information - (Continued)

                                 ISP CHEMCO INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                           QUARTER ENDED APRIL 1, 2001
                                   (Thousands)
                                                                                                Non-
                                                                 Parent      Guarantor        Guarantor
                                                                Company     Subsidiaries     Subsidiaries     Consolidated
                                                                -------     ------------     ------------     ------------
Cash and cash equivalents, beginning of period ...........      $      -      $   2,884      $  11,879      $  14,763
                                                               ---------      ---------      ---------      ---------
Cash provided by (used in) operating activities:
  Net income (loss) ......................................       (10,916)         7,003         26,626         22,713
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of accounting change ..............             -            473            (33)           440
     Depreciation ........................................             -         10,772          2,087         12,859
     Goodwill amortization ...............................           908          3,102              -          4,010
     Deferred income taxes ................................            -          3,868            183          4,051
     Unrealized gains on trading securities and other
       short-term investments ............................             -              -        (23,422)       (23,422)
  (Increase) decrease in working capital items ...........         6,204         56,198        (75,918)       (13,516)
  Purchases of trading securities ........................             -              -        (90,842)       (90,842)
  Proceeds from sales of trading securities ..............             -              -         90,113         90,113
  Proceeds from sale of accounts receivable ..............             -              -          1,475          1,475
  (Increase) decrease in receivable from related parties .           107         (5,781)         1,102         (4,572)
  Change in amounts due to (from) subsidiaries ...........        (1,835)         4,098         (2,263)             -
  Change in investment in and advances to affiliates .....        37,066       (111,882)        74,816              -
  Change in cumulative translation adjustment ............             -              -         (4,557)        (4,557)
  Other, net .............................................          (264)         3,012          3,026          5,774
                                                               ---------      ---------      ---------      ---------
Net cash provided by (used in) operating activities ......        31,270        (29,137)         2,393          4,526
                                                               ---------      ---------      ---------      ---------
Cash provided by (used in) investing activities:
  Capital expenditures ...................................             -         (8,252)        (1,620)        (9,872)
  Purchases of available-for-sale securities .............             -              -        (36,387)       (36,387)
  Proceeds from sales of available-for-sale securities ...             -              -         12,288         12,288
                                                               ---------      ---------      ---------      ---------
Net cash used in investing activities ....................             -         (8,252)       (25,719)       (33,971)
                                                               ---------      ---------      ---------      ---------
Cash provided by (used in) financing activities:
  Decrease in short-term debt ............................             -              -         (9,399)        (9,399)
  Increase in borrowings under revolving
    credit facility ......................................             -         67,100              -         67,100
  Repayments of long-term debt ...........................             -        (28,170)           (10)       (28,180)
  Borrowings (repayments) with parent company ............         3,303              -         30,000         33,303
  Change in net intercompany loans .......................         1,008         (6,680)         5,672              -
  Dividends and distributions to parent company ..........       (35,581)         4,173         (4,173)       (35,581)
                                                               ---------      ---------      ---------      ---------
Net cash provided by (used in) financing activities ......       (31,270)        36,423         22,090         27,243
                                                               ---------      ---------      ---------      ---------
Effect of exchange rate changes on cash ..................             -              -           (536)          (536)
                                                               ---------      ---------      ---------      ---------
Net change in cash and cash equivalents ..................             -           (966)        (1,772)        (2,738)
                                                               ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period .................      $      -      $   1,918      $  10,107      $  12,025
                                                               =========      =========      =========      =========

                                 ISP CHEMCO INC.

Note 8. Guarantor Financial Information - (Continued)

                                 ISP CHEMCO INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                          QUARTER ENDED MARCH 31, 2002
                                   (Thousands)
                                                                                               Non-
                                                                Parent       Guarantor       Guarantor
                                                               Company      Subsidiaries    Subsidiaries   Consolidated
                                                               -------      ------------    ------------   ------------
Cash and cash equivalents, beginning of period ...........     $       5      $   3,611      $   7,214      $  10,830
                                                               ---------      ---------      ---------      ---------
Cash provided by (used in) operating activities:
  Net income (loss) ......................................        (2,508)         6,125          3,516          7,133
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary item ..................................         2,834              -              -          2,834
     Depreciation ........................................             -         11,289          2,364         13,653
     Amortization of intangibles .........................             -            377             25            402
     Deferred income taxes ...............................             -          2,897         (2,695)           202
  (Increase) decrease in working capital items ...........         7,211        (14,322)           694         (6,417)
  Proceeds from sale of accounts receivable ..............             -              -          1,410          1,410
  (Increase) decrease in receivable from related parties .          (169)        (7,103)          (691)        (7,963)
  Change in amounts due to (from) subsidiaries ...........             -          7,621         (7,621)             -
  Change in investment in and advances to affiliates .....        89,549        (94,499)         4,950              -
  Change in cumulative translation adjustment ............             -              -             23             23
  Other, net .............................................            28           (750)           (57)          (779)
                                                               ---------      ---------      ---------      ---------
Net cash provided by (used in) operating activities ......        96,945        (88,365)         1,918         10,498
                                                               ---------      ---------      ---------      ---------
Cash used in investing activities:
  Capital expenditures ...................................             -         (7,063)        (1,715)        (8,778)
                                                               ---------      ---------      ---------      ---------
Net cash used in investing activities ....................             -         (7,063)        (1,715)        (8,778)
                                                               ---------      ---------      ---------      ---------
Cash provided by (used in) financing activities:
  Decrease in short-term debt ............................             -              -            (60)           (60)
  Decrease in borrowings under revolving
    credit facility ......................................             -         (7,850)             -         (7,850)
  Repayments of long-term debt ...........................      (182,232)          (617)           (12)      (182,861)
  Call premium on redemption of debt .....................        (2,734)             -              -         (2,734)
  Change in net intercompany loans .......................             -            510           (510)             -
  Decrease in restricted cash ............................        81,130        101,000              -        182,130
  Financing fees and expenses ............................             -           (493)             -           (493)
  Capital contribution from parent company ...............         6,891              -              -          6,891
                                                               ---------      ---------      ---------      ---------
Net cash provided by (used in) financing activities ......       (96,945)        92,550           (582)        (4,977)
                                                               ---------      ---------      ---------      ---------
Effect of exchange rate changes on cash ..................             -              -            (57)           (57)
                                                               ---------      ---------      ---------      ---------
Net change in cash and cash equivalents ..................             -         (2,878)          (436)        (3,314)
                                                               ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period .................     $       5      $     733      $   6,778      $   7,516
                                                               =========      =========      =========      =========

                                 ISP CHEMCO INC.

Note 9.  Contingencies

Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims") under the Comprehensive Environmental Response Compensation and Liability Act, Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods.

     While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

     For further information regarding environmental matters, reference is made to Note 19 to Consolidated Financial Statements contained in the Form 10-K.

Tax Claim Against G-I Holdings Inc.

     The Company and certain of its subsidiaries were members of a consolidated group for Federal income tax purposes that included G-I Holdings Inc., (the "G-I Holdings Group") in certain prior years and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years. Effective as of January 1, 1997, neither the Company nor any of its subsidiaries are members of the G-I Holdings Group.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in the tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings bankruptcy. On May 7, 2002, G-I Holdings filed an objection to that proof of claim. If such proof of claim is sustained, the Company and/or some of the Company's subsidiaries, together with G-I Holdings and several current and former subsidiaries of G-I Holdings, would be severally liable for such taxes and interest in the amount of approximately $250.0 million should G-I Holdings be unable to satisfy such liability. In January 2001,

                                 ISP CHEMCO INC.

Note 9.  Contingencies - (Continued)

G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber. For additional information relating to G-I Holdings, reference is made to Notes 8, 16 and 20 to Consolidated Financial Statements contained in the Form 10-K.


Note 10.  Subsequent Events

           On April 19, 2002, ISP announced the sale of its Haifa, Israel-based FineTech, Ltd. business to PRI for $32 million. The Company will record a second quarter pre-tax gain, before expenses, of approximately $5.8 million related to this transaction. See also Note 3.

     On April 26, 2002, the Company announced that it had acquired the roofing granules manufacturing operations in Ione, California of Reed Minerals, a division of Harsco Corporation. In a related transaction, the Company also acquired the adjacent quarry operations and certain mining assets from Hanson Aggregates Mid-Pacific, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - First Quarter 2002 Compared With First Quarter 2001

     Unless otherwise indicated by the context, "we," "us," and "our" refer to ISP Chemco Inc. and its consolidated subsidiaries.

     We recorded first quarter 2002 net income of $7.1 million compared with $22.7 million in the first quarter of 2001. First quarter 2001 results reflected $4.0 million of goodwill amortization. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized over its estimated useful life, but rather will be subject to at least an annual assessment for impairment. See further discussion in "-Liquidity and Financial Condition." Net income for the first quarter of 2001, adjusted to exclude goodwill amortization, would have been $26.7 million. See Note 2 to Consolidated Financial Statements.

     Results for the first quarter of 2002 include a pre-tax gain of $2.8 million on a contract termination related to the sale of the FineTech business (see Note 3 to Consolidated Financial Statements) and an after-tax extraordinary charge of $2.8 million on the early retirement of debt (see Note 1 to Consolidated Financial Statements). Results for the first quarter of 2001 included an after-tax charge of $0.4 million, representing the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Excluding the effects of such nonrecurring items and the goodwill amortization in 2001, adjusted "Income before extraordinary item and cumulative effect of accounting change" for the first quarter of 2002 was $8.1 million compared with $27.2 million for the first quarter of 2001. On a comparable basis, the lower results in the first quarter of 2002 were attributable to $33.0 million lower investment income (see discussion below), partially offset by $7.6 million higher operating income, $0.7 million lower interest expense and $4.3 million lower other expense.

     Net sales for the first quarter of 2002 were $219.1 million compared with $203.2 million for the same period in 2001. The 8% increase in sales in the first quarter of 2002 resulted primarily from the contribution to sales from the industrial biocides business ($7.7 million), which was acquired on December 31, 2001, and by higher unit volumes in the Mineral Products, Pharmaceutical and Beverage, and Fine Chemicals businesses (totaling $18.4 million), partially offset by lower unit volumes in the Industrial and Personal Care businesses (totaling $4.7 million), lower pricing and mix in the Industrial business ($1.8 million) and by the adverse effect of the stronger U.S. dollar in Europe ($1.9 million).

     Operating income for the first quarter of 2002 was $33.7 million compared with $26.1 million for the first quarter of 2001. Excluding the one-time gain on contract termination of $2.8 million in the first quarter of 2002 and $4.0 million of goodwill amortization in the first quarter of 2001, operating income was $30.9 million for the first quarter of 2002, a 3% increase compared with $30.1 million for the first quarter of 2001. On a comparable basis, the $0.8 million increase in operating income in the first quarter of 2002 was primarily attributable to improvements in operating profits in the Mineral Products and the Performance Chemicals, Fine Chemicals and Industrial business segments (totaling $7.2 million), partially offset by $5.9 million lower operating profits in the Personal Care business segment.

     Interest expense for the first quarter of 2002 was $16.5 million versus $17.2 million for the same period last year. The decrease was due to lower average borrowings, partially offset by higher average interest rates. Investment income in the first quarter of 2001 was $33.0 million prior to a corporate restructuring in June 2001 in which we transferred our investment assets to our parent company, International Specialty Holdings Inc. For additional information regarding this restructuring, see Note 1 to Consolidated Financial Statements contained in the Form 10-K. Other expense, net, for the first quarter of 2002 was $1.9 million compared with other expense, net, of $6.2 million in last year's first quarter, with the lower expense due to a $2.5 million provision for environmental liability in last year's first quarter related to a discontinued location and also $1.6 million of foreign exchange losses in last year's first quarter.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment.

Personal Care

         Sales in the first quarter of 2002 were $53.3 million compared with $56.3 million for the same period last year, while operating income for the first quarter of 2002 decreased to $7.5 million from $12.2 million in last year's quarter. The decrease in sales reflected lower unit volumes ($2.3 million), mainly in North and Latin America, and the adverse effect of the stronger U.S. dollar in Europe ($0.6 million). The lower operating income primarily resulted from lower gross margins due to an unfavorable product mix ($2.1 million) and unfavorable manufacturing costs ($2.1 million).

Pharmaceutical, Food and Beverage

         Sales for the Pharmaceutical, Food and Beverage segment were $60.4 million for the first quarter of 2002, a 9% increase compared with $55.7 million for the first quarter of 2001. Sales for the Pharmaceutical and Beverage business increased by 13% in the first quarter of 2002, reflecting higher unit volumes ($6.1 million), primarily higher Pharmaceutical unit volumes in the excipients and oral care markets in Europe and North America. Sales for the alginates food business decreased by 13% due to lower unit volumes ($0.9 million) in North America and Europe.

     Operating income for the Pharmaceutical, Food and Beverage segment was $13.5 million in the first quarter of 2002 compared with $12.9 million in the same period last year. Operating income for the Pharmaceutical and Beverage business increased 12% in the first quarter of 2002 compared with the same period in 2001. The improvement reflected the higher unit volumes, partially offset by an unfavorable product mix ($1.0 million) and higher administrative and selling expenses ($1.7 million). Operating results for the alginates food business decreased by $0.9 million in the first quarter of 2002 due to unfavorable manufacturing costs.

Performance Chemicals, Fine Chemicals and Industrial

         Sales in the first quarter of 2002 were $81.4 million compared with $73.0 million in the first quarter of 2001. The 11.5% higher sales were primarily attributable to the industrial biocides business ($7.7 million), which was acquired on December 31, 2001. In addition, Fine Chemicals sales increased by $6.2 million in the first quarter of 2002 compared with last year's first quarter due to higher sales volumes. Industrial business sales decreased by $4.7 million (12%) in the first quarter versus the same period last year, primarily due to lower unit volumes ($2.4 million) and unfavorable pricing and mix ($1.8 million). Market selling prices of butanediol decreased by approximately 20% in the first quarter of 2002 compared with average 2001 levels due to weakening demand and in anticipation of new capacity coming on stream in Europe later in 2002.

         Operating results for the Performance Chemicals, Fine Chemicals and Industrial segment reflected an operating profit of $7.1 million in the first quarter of 2002 compared with a loss of $0.1 million for the first quarter of 2001. Excluding the $2.8 million gain on contract termination, operating income for the first quarter of 2002 was $4.2 million. The improvement was attributable to a $4.0 million improvement in the Industrial business primarily resulting from favorable manufacturing efficiencies due to consolidation of our butanediol production at our Marl, Germany facility, together with lower methanol and natural gas prices, partially offset by unfavorable pricing, mix and volumes (totaling $3.7 million). Operating income was also favorably impacted by the contribution to income of the industrial biocides business acquired on December 31, 2001. Operating income for the Performance Chemicals and Fine Chemicals businesses declined by a total of $0.8 million in the first quarter of 2002 primarily due to unfavorable manufacturing costs ($2.7 million) and, to a lesser extent, higher operating expenses ($0.8 million), partially offset by the impact of the higher Fine Chemicals volumes ($2.6 million).

Mineral Products

         Sales for the Mineral Products segment for the first quarter of 2002 were $24.0 million compared with $18.4 million for the first quarter of 2001. The $5.6 million (30%) increase reflected $3.9 million (26%) of higher sales to Building Materials Corporation of

America, an affiliate, and $1.7 million (53%) of higher third party sales. The increased sales reflected higher unit volumes ($6.3 million) resulting from an increased demand for roofing granules. Operating income for the first quarter of 2002 was $5.7 million compared with $0.6 million for the first quarter of 2001, reflecting favorable manufacturing efficiencies as well as the impact of the higher volumes.

Liquidity and Financial Condition

         During the first quarter of 2002, our net cash inflow before financing activities was $1.7 million, reflecting $10.5 million of cash generated from operations offset by the reinvestment of $8.8 million for capital programs. Cash invested in additional working capital totaled $6.4 million during the first quarter of 2002, reflecting a $14.4 million decrease in payables and accrued liabilities, primarily due to payments of accrued interest, and a $12.2 million increase in receivables, partially offset by a $19.8 million decrease in inventories. The higher receivables resulted from $27.0 million higher sales in the first quarter versus the fourth quarter of 2001 and the reduced inventories resulted from our inventory reduction program that was substantially completed in the first quarter of 2002.

         Net cash used in financing activities during the first quarter of 2002 totaled $5.0 million, primarily reflecting a $7.9 million decrease in borrowings under our bank revolving credit facility and a $2.7 million call premium on the redemption of debt. On January 14, 2002, ISP redeemed the remaining $307.9 million aggregate principal amount of its 9% Senior Notes due 2003, which we refer to as the "2003 Notes," of which $182.1 million was reflected on our Consolidated Balance Sheet at December 31, 2001. The 2003 Notes were redeemed at a redemption price of 101.5% of the principal amount plus accrued and unpaid interest to the redemption date. The redemption was funded utilizing a restricted cash escrow account which had been established in 2001 in connection with the issuances of long-term debt. In addition, financing activities included a $6.9 million capital contribution from our parent company.

         As a result of the foregoing factors, cash and cash equivalents decreased by $3.3 million during the first quarter of 2002 to $7.5 million.

     On June 30, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform a fair-value-based goodwill impairment test. The initial test for impairment, as of January 1, 2002, must be completed by the end of the second quarter of 2002. We are currently in the process of this valuation. We have retained an outside appraisal firm to assist in the implementation of SFAS No.
142. At this time, we have not finalized the allocation of goodwill to our reporting units. Goodwill impairment, if any, has not been determined. This assessment could result in a material future impairment charge. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their useful lives. SFAS No. 142 was effective as of January 1, 2002.

           On April 19, 2002, we announced the sale of our Haifa, Israel-based FineTech, Ltd. business to Pharmaceutical Resources Incorporated, which we refer to as "PRI," for $32 million. We will record a second quarter pre-tax gain, before expenses, of approximately $5.8 million related to this sale. In December 2001, we entered into a letter agreement to sell our pharmaceutical fine chemicals business to PRI, including the Haifa-based business and our Columbus, Ohio manufacturing facility. In February 2002, we received a $250,000 payment from PRI in consideration of extending the negotiations pursuant to the letter agreement. On March 14, 2002, we announced that the sale would not be consummated due to the failure of PRI to proceed with the transaction in a timely manner. Under the terms of the letter agreement, we received a $3.0 million break-up fee, which was recorded as income in the first quarter of 2002 (see Note 3 to Consolidated Financial Statements).

     As part of our acquisition of our Freetown, Massachusetts plant in 1998, we entered into a multi-year agreement to supply the imaging dyes and polymers used by Polaroid Corporation in its instant film business. In October 2001, Polaroid filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In April 2002, an announcement was made regarding the possible sale of Polaroid that could negatively impact our ongoing relationship with Polaroid and the utilization of our Freetown plant. As a result of the Polaroid announcement, the sale of the FineTech business and the retention of the Columbus facility (as discussed above), we currently have excess production capacity at the Freetown and Columbus facilities. We are in the process of evaluating the optimal utilization of these facilities. Depending upon the results of this study, an impairment charge related to one or both of these facilities may be necessary. We expect that our evaluation will be completed in the second quarter of this year.

         See Note 9 to Consolidated Financial Statements for information regarding contingencies.

      On April 26, 2002, we announced that we had acquired the roofing granules manufacturing operations in Ione, California of Reed Minerals, a division of Harsco Corporation. In a related transaction, we also acquired the adjacent quarry operations and certain mining assets from Hanson Aggregates Mid-Pacific, Inc.

                                   * * *

Forward-looking Statements

         This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee" or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form Form 10-K for the fiscal year ended December 31, 2001, for a discussion of "Market-Sensitive Instruments and Risk Management." At December 31, 2001 and March 31, 2002, there were no equity-related financial instruments employed by us to reduce market risk.

                                     PART II


                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit Number
         --------------

         10.1 Amendment No.4 to the Amended and Restated Management Agreement, dated as of January 1, 2002 by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company Inc., as Assignee of ISP Chemco Inc. (incorporated by reference to
                  Exhibit 10.5 to International Specialty Products Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
                  2001).

(b)      Reports on Form 8-K filed during the current quarter:

         No Reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ISP CHEMCO INC.
                               ISP CHEMICALS INC.
                               ISP MINERALS INC.
                               ISP TECHNOLOGIES INC.
                               ISP MANAGEMENT COMPANY, INC.
                               BLUEHALL INCORPORATED
                               VERONA INC.
                               ISP REAL ESTATE COMPANY, INC.
                               ISP FREETOWN FINE CHEMICALS INC.
                               ISP INTERNATIONAL CORP.
                               ISP (PUERTO RICO) INC.
                               ISP ALGINATES INC.
                               ISP ENVIRONMENTAL SERVICES INC.
                               ISP GLOBAL TECHNOLOGIES INC.
                               ISP INVESTMENTS INC.




DATE:  May 15, 2002                BY: /s/ Neal E. Murphy
       ------------                    ------------------

                                       Neal E. Murphy
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ISP CHEMICALS LLC
                        By: ISP Chemicals Inc., its Sole Member

                        ISP MANAGEMENT LLC
                        By:  ISP Management Company, Inc., its Sole Member

                        ISP MINERALS LLC
                        By:  ISP Minerals Inc., its Sole Member

                        ISP TECHNOLOGIES LLC
                        By:  ISP Technologies Inc., its Sole Member

                        ISP INVESTMENTS LLC
                        By:  ISP Investments Inc., its Sole Member

                        ISP GLOBAL TECHNOLOGIES LLC
                        By:  ISP Global Technologies Inc., its Sole Member


DATE:  May 15, 2002                BY: /s/Neal E. Murphy
       ------------                    ----------------

                                       Neal E. Murphy
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                         Accounting Officer)